Form 10-Q
period 2026-06-30
M3-Brigade Acquisition VI Corp.
filed 2026-08-14
CIK 2073928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 11, 2026, the Registrant had 34,500,000 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

M3-BRIGADE ACQUISITION VI CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months ended June 30, 2026 and for the period from June 5, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months ended June 30, 2026 and for the period from June 5, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months ended June 30, 2026 and for the period from June 5, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$706,889	$875,408
Prepaid expenses	187,850	168,042
Total current assets	894,739	1,043,450
Long-term prepaid expenses	27,083	108,333
Investments held in Trust Account	355,804,266	349,608,438
Total Assets	$356,726,088	$350,760,221

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$155,000	$155,000
Accrued expenses	163,841	127,470
Total current liabilities	318,841	282,470
Deferred underwriting fee	16,425,000	16,425,000
Total Liabilities	16,743,841	16,707,470

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and 34,500,000 shares at redemption value of $10.31 and $10.13 per share as of June 30, 2026 and December 31, 2025, respectively	355,804,266	349,608,438

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 34,500,000 and 34,500,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,822,882)	(15,556,550)
Total Shareholders’ Deficit	(15,822,019)	(15,555,687)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$356,726,088	$350,760,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 5, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative expenses	$85,877	$266,332	$45,258
Loss from operations	(85,877)	(266,332)	(45,258)

OTHER INCOME (EXPENSE)
Share-based compensation expense	(17,153)	(17,153)
Income earned on investments held in Trust Account	3,121,743	6,195,828	―
Total other income, net	3,104,590	6,178,675	―

NET INCOME (LOSS)	$3,018,713	$5,912,343	$(45,258)

Basic weighted average Class A Ordinary Shares outstanding	34,500,000	34,500,000	―
Basic and diluted net income per share	$0.07	$0.14	$ ―
Basic weighted average Class B Ordinary Shares outstanding(1)	8,625,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share	$0.07	$0.14	$(0.01)

(1)	Excludes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 28, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,625,000	$863	$—	$(15,556,550)	$(15,555,687)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,074,085)	(3,074,085)
Net income	—	—	—	—	—	2,893,630	2,893,630
Balance – March 31, 2026	—	—	8,625,000	863	$—	(15,737,005)	(15,736,142)
Share-based compensation expense	—	—	—	—	17,153	—	17,153
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(17,153)	(3,104,590)	(3,121,743)
Net income	—	—	—	—	—	3,018,713	3,018,713
Balance – June 30, 2026	—	$—	8,625,000	$863	$—	$(15,822,882)	$(15,822,019)

FOR THE PERIOD FROM JUNE 5, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 5, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(45,258)	(45,258)

Balance – June 30, 2025	—	$—	8,625,000	$863	$24,137	$(45,258)	$(20,258)

(1)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 28, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

 The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the period from June 5, 2025 (Inception) Through June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,912,343	$(45,258)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	—	10,420
Income earned on investments held in Trust Account	(6,195,828)	—
Share-based compensation expense	17,153	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,808)	—
Long-term prepaid insurance	81,250	—
Accrued expenses	36,371	34,838
Net cash used in operating activities	(168,519)	—

Net change in cash	(168,519)	—
Cash – Beginning of the period	875,408	—
Cash – End of the period	$706,889	$—

Non-cash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$234,487

 The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 5, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the investment of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $706,889 and working capital of $575,898.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans (as defined in Note 5) may be converted into private placement warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $706,889 and $875,408 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $355,804,266 and $349,608,438, were held in mutual funds invested in U.S. treasuries, respectively.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

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

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company accounts for income taxes under ASC 740, which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per Class A ordinary share and Class B ordinary share (collectively, the “Ordinary Shares”) is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period, excluding Ordinary Shares subject to forfeiture. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

For the period from June 5, 2025 (inception) through June 30, 2025, weighted average shares were reduced for the effect of an aggregate of 1,125,000 Ordinary Shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7).

Basic and diluted net income (loss) per	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 5, 2025 (Inception) Through June 30, 2025
ordinary share	Class A	Class B	Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,414,970	$603,743	$4,729,874	$1,182,469	$	―	$(45,258)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000		―	7,500,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.14	$0.14	$	―	$(0.01)

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(5,244,000)
Public Shares issuance costs	(22,780,817)
Plus:
Remeasurement of carrying value to redemption value	32,633,255
Class A ordinary shares subject to possible redemption, December 31, 2025	$349,608,438
Plus:
Remeasurement of carrying value to redemption value	3,074,085
Class A ordinary shares subject to possible redemption, March 31, 2026	$352,682,523
Plus:
Remeasurement of carrying value to redemption value	3,121,743
Class A ordinary shares subject to possible redemption, June 30, 2026	$355,804,266

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

On May 14, 2026, the Sponsor transferred 15,000 founder shares to a newly appointed independent director as compensation for board service to the Company. This transfer is within the scope of ASC 718. In accordance with ASC 718, equity-classified stock-based awards are measured at fair value on the grant date. The fair value of the 15,000 founder shares granted on May 14, 2026 was $17,153, or $1.14 per share.

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

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Public Warrants

As of June 30, 2026 and December 31, 2025, there were 11,500,000 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, there were 5,333,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the date of the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

JUNE 30, 2026

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

On August 28, 2025, the Sponsor granted membership interests equivalent to an aggregate of 15,000 founder shares to a director of the Company in exchange for his services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 15,000 founder shares represented by such membership interests assigned to the director on August 28, 2025 is $50,745 or $3.383 per share. The Company established the initial fair value founder shares on August 28, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the discount for lack of marketability of 1.85%, risk-free rate of 3.65%, and volatility of 7.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

On May 14, 2026, the Sponsor transferred 15,000 founder shares to a newly appointed independent director as compensation for board service to the Company. This transfer is within the scope of ASC 718. In accordance with ASC 718, equity-classified stock-based awards are measured at fair value on the grant date. The fair value of the 15,000 founder shares granted on May 14, 2026 was $17,153, or $1.14 per share.

The founder shares were not subject to any service or performance conditions. Accordingly, the full grant-date fair value of $17,153 was recognized as share-based compensation expense on May 14, 2026. The Company determined the fair value of the founder shares using a valuation prepared by a third-party specialist, which incorporated a discount for lack of marketability of 3.30%, a risk-free rate of 4.00%, and expected volatility of 10.00%.

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

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding, respectively.

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

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 34,500,000 and 34,500,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy for the periods ended June 30, 2026 and December 31, 2025.

June 30, 2026

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – mutual funds investing in U.S. Treasury Securities	$355,804,266	$—	$—

December 31, 2025

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - mutual funds investing in U.S. Treasury Securities	$349,608,438	$—	$—

As of August 28, 2025, the fair value of the Public Warrants is $5,244,000, or $0.456 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

August 28, 2025
Underlying stock price	$9.85
Exercise price	$11.50
Volatility	7.50%
Risk-free rate	3.70%
Probability of successful initial Business Combination	35.00%

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$706,889	$875,408
Investments held in Trust Account	$355,804,266	$349,608,438

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 5, 2025 (Inception) Through June 30, 2025
General and administrative costs	$85,877	$266,332		$45,258
Income earned on investments held in Trust Account	$3,121,743	$6,195,828	$	―

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 5, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income $3,018,713, which consisted of interest earned on investments held in Trust Account of $3,121,743, offset by general and administrative costs of $85,877 and share-based compensation expense of $17,153.

For the six months ended June 30, 2026, we had a net income $5,912,343, which consisted of interest earned on investments held in Trust Account of $6,195,828, offset by general and administrative costs of $266,332 and share-based compensation expense of $17,153.

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

For the six months ended June 30, 2026, cash used in operating activities was $168,519. Net income of $5,912,343 was affected by interest earned on investments held in Trust Account of $6,195,828 and share-based compensation expense of $17,153. Changes in operating assets and liabilities provided $97,813 of cash for operating activities.

For the period from June 5, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $45,258 was affected by payment of general and administrative costs through advances from related party of $10,420. Changes in operating assets and liabilities provided $34,838 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $355,804,266. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $706,889. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Letter Agreement, dated May 14, 2026, between the Company and Michael Neruda
10.2*	Indemnity Agreement, dated May 14, 2026, between the Company and Michael Neruda
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-Brigade Acquisition VI Corp.

Date: August 14, 2026	By:	/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)