Form 10-Q
period 2026-09-30
M3-Brigade Acquisition VI Corp.
filed 2026-11-12
CIK 2073928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, the Registrant had 34,500,000 Class A ordinary shares, $0.0001 par value per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

M3-BRIGADE ACQUISITION VI CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2026, for the Three Months ended September 30, 2025 and for the period from June 5, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2026, for the Three Months ended September 30, 2025 and for the period from June 5, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2026 and for the period from June 5, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$693,848	$875,408
Prepaid expenses	161,237	168,042
Total current assets	855,085	1,043,450
Long-term prepaid expenses	—	108,333
Investments held in Trust Account	359,055,385	349,608,438
Total Assets	$359,910,470	$350,760,221

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$155,000	$155,000
Accrued expenses	190,809	127,470
Total current liabilities	345,809	282,470
Deferred underwriting fee	16,425,000	16,425,000
Total Liabilities	16,770,809	16,707,470

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and 34,500,000 shares at redemption value of $10.41 and $10.13 per share as of September 30, 2026 and December 31, 2025, respectively	359,055,385	349,608,438

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 and 34,500,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,916,587)	(15,556,550)
Total Shareholders’ Deficit	(15,915,724)	(15,555,687)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$359,910,470	$350,760,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 5, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$93,705	$197,522	$360,037	$242,780
Loss from operations	(93,705)	(197,522)	(360,037)	(242,780)

OTHER INCOME (EXPENSE)
Share-based compensation expense	―	―	(17,153)	―
Income earned on investments held in Trust Account	3,251,119	1,268,066	9,446,947	1,268,066
Total other income, net	3,251,119	1,268,066	9,429,794	1,268,066

NET INCOME (LOSS)	$3,157,414	$1,070,544	$9,069,757	$1,025,286

Basic weighted average Class A Ordinary Shares outstanding	34,500,000	12,750,000	34,500,000	9,940,678
Basic and diluted net income per share	$0.07	$0.05	$0.21	$0.06
Basic weighted average Class B Ordinary Shares outstanding(1)	8,625,000	7,915,761	8,625,000	7,760,593
Basic net income per share	$0.07	$0.05	$0.21	$0.06
Diluted weighted average Class B Ordinary Shares outstanding	8,625,000	8,625,000	8,625,000	8,551,907
Diluted net income per share	$0.07	$0.05	$0.21	$0.06

(1)	Excludes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 28, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,625,000	$863	$—	$(15,556,550)	$(15,555,687)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,074,085)	(3,074,085)
Net income	—	—	—	—	—	2,893,630	2,893,630
Balance – March 31, 2026 (unaudited)	—	—	8,625,000	863	$—	(15,737,005)	(15,736,142)
Share-based compensation expense	—	—	—	—	17,153	—	17,153
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(17,153)	(3,104,590)	(3,121,743)
Net income	—	—	—	—	—	3,018,713	3,018,713
Balance – June 30, 2026 (unaudited)	—	—	8,625,000	863	$—	(15,822,882)	(15,822,019)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,251,119)	(3,251,119)
Net income	—	—	—	—	—	3,157,414	3,157,414
Balance – September 30, 2026 (unaudited)	—	$—	8,625,000	$863	$—	$(15,916,587)	$(15,915,724)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 5, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 5, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(45,258)	(45,258)

Balance – June 30, 2025 (unaudited)	—	—	8,625,000	863	$24,137	(45,258)	(20,258)
Sale of 5,333,333 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000
Fair value of Public Warrants at issuance	—	—	—	—	5,244,000	—	5,244,000
Offering costs allocated to Public Warrants and Private Placement Warrants	—	—	—	—	(368,017)	—	(368,017)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(12,900,120)	(16,392,763)	(29,292,883)
Net income	—	—	—	—	—	1,070,544	1,070,544
Balance – September 30, 2025 (unaudited)	—	$—	8,625,000	$863	$—	$(15,367,477)	$(15,366,614)

(1)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 28, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

 The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 5, 2025 (Inception) Through September 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,069,757	$1,025,286
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	—	32,780
Income earned on investments held in Trust Account	(9,446,947)	(1,268,066)
Share-based compensation expense	17,153	—
Changes in operating assets and liabilities:
Prepaid expenses	6,805	(89,063)
Long-term prepaid expenses	108,333	(148,958)
Accrued expenses	63,339	96,884
Net cash used in operating activities	(181,560)	(351,137)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	339,000,000
Proceeds from sale of Private Placement Warrants	—	8,000,000
Payment of offering costs	—	(78,973)
Net cash provided by financing activities	—	346,921,027

Net change in cash	(181,560)	1,569,890
Cash – Beginning of the period	875,408	—
Cash – End of the period	$693,848	$1,569,890

Non-cash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued offering costs	$—	$494,673
Prepaid expenses paid by related party	$—	$75,000
Deferred offering costs paid by related party	$—	$150,188
Deferred underwriting fee payable	$—	$16,425,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 5, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the investment of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $693,848 and working capital of $509,276.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans (as defined in Note 5) may be converted into private placement warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s projected liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination by August 28, 2027 (or such earlier liquidation date as the board of directors may approve), the Company will cease all operations except for the purpose of winding up. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed financial statements are issued. Management intends to address this liquidity need through Working Capital Loans from the Sponsor or its affiliates and by completing a Business Combination; however, there can be no assurance that these plans will be successfully implemented. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $693,848 and $875,408 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $359,055,385 and $349,608,438, were held in mutual funds invested in U.S. treasuries, respectively.

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

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company accounts for income taxes under ASC 740, which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement, respectively, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Based on its evaluation under ASC 815, the Company determined that the Public Warrants and Private Placement Warrants qualify for equity classification and are not subsequently remeasured.

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

For the three months ended September 30, 2025 and for the period from June 5, 2025 (inception) through September 30, 2025, basic weighted average shares were reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that were subject to forfeiture until the underwriters exercised their over-allotment option in full on August 28, 2025 (see Note 5). Such shares are included in diluted weighted average shares outstanding for the periods in which they were outstanding.

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 16,833,333 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive.

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
Net income per ordinary share	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,525,931	$631,483	$660,486	$410,058
Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	12,750,000	7,915,761
Basic net income per ordinary share	$0.07	$0.07	$0.05	$0.05

Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,525,931	$631,483	$638,570	$431,974
Denominator:
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	12,750,000	8,625,000
Diluted net income per ordinary share	$0.07	$0.07	$0.05	$0.05

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Nine Months Ended September 30, 2026		For the Period from June 5, 2025 (Inception) Through September 30, 2025
Net income per ordinary share	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$7,255,806	$1,813,951	$575,780	$449,506
Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	9,940,678	7,760,593
Basic net income per ordinary share	$0.21	$0.21	$0.06	$0.06

Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$7,255,806	$1,813,951	$551,142	$474,144
Denominator:
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	9,940,678	8,551,907
Diluted net income per ordinary share	$0.21	$0.21	$0.06	$0.06

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(5,244,000)
Public Shares issuance costs	(22,780,817)
Plus:
Remeasurement of carrying value to redemption value	32,633,255
Class A ordinary shares subject to possible redemption, December 31, 2025	$349,608,438
Plus:
Remeasurement of carrying value to redemption value	3,074,085
Class A ordinary shares subject to possible redemption, March 31, 2026	$352,682,523
Plus:
Remeasurement of carrying value to redemption value	3,121,743
Class A ordinary shares subject to possible redemption, June 30, 2026	$355,804,266
Plus:
Remeasurement of carrying value to redemption value	3,251,119
Class A ordinary shares subject to possible redemption, September 30, 2026	$359,055,385

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Public Warrants

As of September 30, 2026 and December 31, 2025, there were 11,500,000 Public Warrants outstanding. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

As of September 30, 2026 and December 31, 2025, there were 5,333,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the date of the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

SEPTEMBER 30, 2026

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

On August 28, 2025, the Sponsor granted membership interests equivalent to an aggregate of 15,000 founder shares to a director of the Company in exchange for his services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 15,000 founder shares represented by such membership interests assigned to the director on August 28, 2025 is $50,745 or $3.383 per share. The Company established the initial fair value founder shares on August 28, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the discount for lack of marketability of 1.85%, risk-free rate of 3.65%, and volatility of 7.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 34,500,000 and 34,500,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy for the periods ended September 30, 2026 and December 31, 2025.

September 30, 2026

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – mutual funds investing in U.S. Treasury Securities	$359,055,385	$—	$—

December 31, 2025

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – mutual funds investing in U.S. Treasury Securities	$349,608,438	$—	$—

As of August 28, 2025, the fair value of the Public Warrants was $5,244,000, or $0.456 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Level 3 fair value measurement of the Public Warrants represents a measurement at the initial issuance date of August 28, 2025, and is not a recurring fair value measurement as of September 30, 2026, since the Public Warrants are equity-classified and are not subsequently remeasured. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants at the initial measurement date:

August 28, 2025
Underlying stock price	$9.85
Exercise price	$11.50
Volatility	7.50%
Risk-free rate	3.70%
Probability of successful initial Business Combination	35.00%
16

M3-BRIGADE ACQUISITION VI CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$693,848	$875,408
Investments held in Trust Account	$359,055,385	$349,608,438

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 5, 2025 (Inception) Through September 30, 2025
General and administrative costs	$93,705	$197,522	$360,037	$242,780
Share-based compensation expense	$—	$—	$17,153	$—
Income earned on investments held in Trust Account	$3,251,119	$1,268,066	$9,446,947	$1,268,066

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

Overview

We are a blank check company incorporated in the Cayman Islands on June 5, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 5, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $3,157,414, which consisted of interest earned on investments held in Trust Account of $3,251,119, offset by general and administrative costs of $93,705.

For the nine months ended September 30, 2026, we had net income of $9,069,757, which consisted of interest earned on investments held in Trust Account of $9,446,947, offset by general and administrative costs of $360,037 and share-based compensation expense of $17,153.

For the three months ended September 30, 2025, we had net income of $1,070,544, which consisted of interest earned on investments held in Trust Account of $1,268,066, offset by general and administrative costs of $197,522.

For the period from June 5, 2025 (inception) through September 30, 2025, we had net income of $1,025,286, which consisted of interest earned on investments held in Trust Account of $1,268,066, offset by general and administrative costs of $242,780.

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

On August 28, 2025, the Company consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $8,000,000. Of those 5,333,333 Private Placement Warrants, the Sponsor purchased 4,333,333 Private Placement Warrants and Cantor purchased 1,000,000 Private Placement Warrants.

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

For the nine months ended September 30, 2026, cash used in operating activities was $181,560. Net income of $9,069,757 was affected by interest earned on investments held in Trust Account of $9,446,947 and share-based compensation expense of $17,153. Changes in operating assets and liabilities provided $178,477 of cash for operating activities.

For the period from June 5, 2025 (inception) through September 30, 2025, cash used in operating activities was $351,137. Net income of $1,025,286 was affected by interest earned on investments held in Trust Account of $1,268,066 and payment of general and administrative costs through advances from related party of $32,780. Changes in operating assets and liabilities used $141,137 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $359,055,385. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $693,848. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s projected liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination by August 28, 2027 (or such earlier liquidation date as the board of directors may approve), the Company will cease all operations except for the purpose of winding up. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed financial statements are issued. Management intends to address this liquidity need through Working Capital Loans from the Sponsor or its affiliates and by completing a Business Combination; however, there can be no assurance that these plans will be successfully implemented. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

M3-Brigade Acquisition VI Corp.

Date: November 12, 2026	By:	/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

